Form 10KSB40
period 2001-12-31
BLUEGATE CORP
filed 2002-03-25
CIK 1137415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2001

BLUEGATE CORPORATION

(Name of Small Business Issuer in its charter)

Commission File Number 333-59972

California	91-2111668

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3070 Bristol St., #450 Costa Mesa, CA	92626

(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number (714) 429-2900

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X    No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $106,250 computed by reference to the price at which the common equity was sold. The common stock of the issuer is not presently trading.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 500,000 shares of common stock were outstanding as of December 31, 2001.

Transitional Small Business Disclosure Format: Yes _____      No X

PART 1

Item 1. Description of Business

General

We were formed in May 2000 as a blank check company to serve as a vehicle to acquire or merge with an operating business. In our initial public offering, we sold all 200,000 units being offered and raised $100,000. All of the offering proceeds and certificates representing 200,000 units issued in the names of the purchasers were deposited into an escrow account established and maintained by Corporate Stock Transfer, Inc., as escrow agent, at Key Bank National Association, World Trade Center Branch, Denver, Colorado, as escrow holder, in compliance with Rule 419 of the Securities Act of 1933. After all of the offering proceeds and certificates were deposited into the escrow account, we withdrew $10,000, representing 10% of the escrowed funds, to pay expenses as permitted under Rule 419. After our offering closed, our management began searching for a suitable acquisition candidate.

We intend to use 90% of the proceeds of our offering, our equity securities, or a combination thereof, in completing a business combination with a target business which we believe has significant growth potential. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity, subject to restrictions of applicable statutes, for all stockholders and other benefits. As of the date of this report, we have not entered into any acquisition agreement or commenced negotiations with any potential acquisition candidate.

Unspecified Industry and Target Business

We will seek a target business without limiting our search to a particular industry. Most likely, the target business will be located in the United States, but we reserve the right to select a target business located in a foreign jurisdiction. If we effect a business combination with a target business operating in a foreign jurisdiction, we may face the additional risks of language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers. Furthermore, due to our limited resources, it may be difficult to fully assess these additional risks. Therefore, a business combination with a target business in a foreign jurisdiction may increase the risk that we will not achieve our business objectives.

We may select a target business which has recently commenced operations, is a developing company in need of additional funds for expansion, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Accordingly, any target business that is selected may be financially unstable or in its early stage of development or growth without any established history of sales or earnings. In that event, we will be subject to significant risks inherent in the business and operations of financially unstable or development stage companies. In addition, to the extent we complete a business combination with an entity in an industry characterized by a high level of risk, we will be subject to the currently unascertainable risks of that industry. Although our management will endeavor to identify and evaluate all significant risks pertaining to a particular target business, there can be no assurance that we will properly identify and assess all significant risks.

We will not effect a business combination with a target business unless the fair value of such business is at least $600,000, which represents 80% of the maximum offering proceeds, at the time of completion of such business combination. If we determine that the financial statements of a proposed target business do not clearly indicate that the fair value test has been satisfied, we will seek to obtain an opinion from an investment banking firm that is a member in good standing of the NASD with respect to the satisfaction of such criteria.

Lack of Diversification

Our management anticipates that we may be able to complete only one business combination, due to our limited resources and the likelihood that the owners of the target business will obtain a controlling interest in us. Our inability to diversify our operations may subject us to economic fluctuations within a particular industry or business and increase the risks associated with the target business.

Evaluation of Business Combinations

Our management will evaluate or supervise the evaluation of prospective target businesses. None of our officers and directors is a professional business analyst. Potentially available business combinations may occur in many different industries and with businesses in various stages of development, all of which will make the task of comparative investigation and analysis of prospective target businesses extremely difficult and complex. In evaluating a prospective target business, our management will consider, to the extent relevant to the specific target business, a number of factors, none of which may be determinative or provide any assurance of success. These factors may include:

· experience and skill of management of the target business

· capital requirements of the target business

· competitive position of the target business

· stage of development of the target business

· growth potential of the target business

· degree of current or potential market acceptance of the products or services of the target business

· proprietary features and intellectual property rights of the target business

· financial statements of the target business

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination consistent with our business objectives. In connection with its evaluation of a prospective target business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

We anticipate that any business combination will present certain risks. We anticipate that many of the target businesses which will be available to us may be financially unstable, or in their early stage of development or growth without any established history of sales or earnings. Therefore, the risk exists that even after the completion of a business combination and the related expenditure of the proceeds of our offering, and proceeds, if any, from warrant exercise, the combined enterprise will still be unable to become a going concern or advance beyond the development stage. There can be no assurance that we will be able to select a business combination candidate that will ultimately prove to be beneficial to us and our stockholders.

Structure of Business Combination

In implementing a structure for a particular business combination, we may acquire or merge with a target business. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders. In all likelihood, the owners of the target business will be offered and obtain a controlling interest in us. We have not established any guidelines as to the amount of control we will offer to the owners of a prospective target business, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. In addition, a majority or all of our directors and officers will probably resign and be replaced by management of the target business upon completion of the business combination.

Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed business combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

We will not acquire or merge with any target business in which our management or their affiliates or associates serve as officers or directors or have an ownership interest. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash and/or our securities, may be paid to persons instrumental in facilitating the transaction. A finder’s fee would only be payable upon completion of the proposed business combination, and management does not contemplate any other arrangement at this time. We have not entered into or negotiated any finder’s fee arrangement with any person at this time.

Confirmation Offering Under Rule 419

After we have identified and evaluated a suitable acquisition candidate, as to which there can be no assurance, we will negotiate and enter into an acquisition agreement with the target business. Before any business combination can be completed and the escrowed funds can be released to us and the escrowed securities can be released to our public investors, we are required under Rule 419 to make a confirmation offering to our public investors pursuant to which they may confirm or disaffirm their investment in us.

Our confirmation offering will be made pursuant to a new prospectus included in a post-effective amendment to our registration statement. This new prospectus will contain information about the target business, including its audited financial statements, the terms and conditions of the proposed business combination and the terms of the confirmation offering.

Our confirmation offering will commence within five business days after the post-effective amendment becomes effective. Each investor will have between 20 and 45 days after the post-effective amendment becomes effective to confirm his or her investment. If we do not receive a written confirmation from an investor within the confirmation offering period, his or her escrowed funds, less 10% withdrawn by us, will be returned to him or her and his or her escrowed securities will be returned to us. Unless investors who purchased at least 80% of the units sold in our initial public offering confirm their investment, the proposed business combination will not be consummated. After investors who purchased 80% or more of the units sold in our initial public offering have confirmed their investment and we have completed the proposed business combination, the escrow agent, upon receipt of our written representation that we completed the business combination in accordance with the requirements of Rule 419, will release the balance of the escrowed funds to us and will release the escrowed securities to those investors who confirmed their investment.

Competition

We will remain a minor participant among the firms which engage in business combinations. Many established venture capital and financial concerns have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to most of our competitors. We will also be competing with a number of other public blank check and shell companies.

Regulation

The Investment Company Act defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While we do not intend to engage in such activities, we could become subject to regulations under the Investment Company Act in the event we obtain or continue to hold a minority interest in a number of enterprises. We could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act. Accordingly, our management will continue to review our activities from time to time with a view toward reducing the likelihood we could be classified as an investment company.

Employees

We presently have no employees. Our executive officers are engaged in outside business activities and they anticipate that they each will devote their time to our business on an “as needed” basis. The amount of time devoted to our business may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation with a business combination candidate.

Item 2. Properties

We are presently using the offices of Tressler, Soderstrom, Maloney & Priess, 3070 Bristol Street, Suite 450, Costa Mesa, California as our office. Pursuant to an oral agreement, we will use these offices at no cost only until the completion of a business combination. We presently do not own or lease any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of the offering.

Item 3. Legal Proceedings

We are not a party to any pending lawsuit or other legal proceeding and, to the best of our knowledge, there is presently no basis for any such suit or proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no public market for our securities and none will develop prior to the completion of a business combination. There is no assurance that a public market for our securities will develop following the completion of a business combination, or, if a market does develop, that it will be sustained.

We issued 300,000 shares of common stock in February, 2001 to the persons and in the amounts set forth below, for cash consideration of $.05 per share for an aggregate investment of $15,000.

Name	Number of Shares

Rowland W. Day, II	106,250
Tressler, Soderstrom, Maloney & Priess	75,000
Caldwell R. Campbell	56,250
Calvin Fox	50,000
Georgette Mathers	6,250
Gayle Rose	6,250

300,000

We sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving any public offering. All of the shares were issued directly by us, no underwriters were involved and no commissions or fees were paid. The purchasers represented in writing that they acquired the shares for their own accounts. Each investor was either an accredited investor or had sufficient knowledge or experience in financial or business matters that such investor was capable of evaluating the merits and risks of the investment. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6. Plan of Operation

We were formed as a blank check company to serve as a vehicle to acquire an operating business. To date, our efforts have been limited to our initial public offering, which we successfully completed, and our search for a suitable target business.

In our initial public offering, we sold 200,000 units, each unit consisting of one share of common stock, and one Class A and one Class B redeemable common stock purchase warrant, and raised a total of $100,000. After all of the offering proceeds were deposited in an escrow account in compliance with Rule 419 of the Securities Act, 10% of the proceeds ($10,000) were released to us which we used to pay expenses.

Upon successful completion of our offering, our management began searching for a suitable target business. As of the date of this report, we have not entered into any acquisition agreement or commenced negotiations with any potential acquisition candidate.

To the extent our expenses exceed the cash available to us, the excess amount will be paid for by loans from management or deferred until completion of a business combination. Upon completing a business combination, proceeds of the offering may be used to repay loans from management. We will seek to have the other party to a consummated business transaction pay the fees and expenses related thereto. No amounts will be paid with respect to salaries as our officers do not receive any salary based compensation and we have no employees.

Item 7. Financial Statements

Our Financial Statements and the report of independent public accountants with respect thereto, referred to in the Index to Financial Statements, are appended to the back of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

Rowland W. Day II 3070 Bristol St., Suite 450 Costa Mesa, CA 92626	47	President, Chief Financial Officer and Director

Calvin Fox 71-171 Sunnylane Rancho Mirage, CA 92270	80	Secretary and Director

All directors hold office until the next annual meeting of stockholders and their successors have been elected and qualified.

Mr. Rowland W. Day, II is a founder of Bluegate and has served as President, Chief Financial Officer and a member of our board of directors since inception. It is presently anticipated that Mr. Day will continue to serve as an officer and director of Bluegate until we complete a business combination. Mr. Day has been actively engaged in the practice of law for 19 years. He is a member of the California Bar Association and practices in the area of corporate law. Rowland W. Day II has been a partner in the law firm of Tressler, Soderstrom, Maloney & Priess since November 1, 2000. From 1992 to November 1, 2000, Mr. Day was a principal of the law firm of Day & Campbell LLP and its predecessor. Mr. Day served as interim co-chief executive officer of Bikers Dream, Inc., a publicly held motorcycle manufacturing company, on a part-time basis from September, 1996 to June, 1997 while the company was searching for a new full time chief executive officer to fill the vacancy created by the resignation of its prior chief executive officer. Mr. Day is a 1982 graduate of Whittier College of Law and a 1979 graduate of California State University at Fullerton.

Mr. Fox is a founder of Bluegate and has served as Secretary and a member of our board of directors since inception. It is presently anticipated that Mr. Fox will continue to serve as an officer and director of Bluegate until we complete our business combination. Mr. Fox has been an investment banker, venture capitalist and independent consultant since 1948. From September, 1994 to September, 1999, Mr. Fox served as chief executive officer of Actiontrac, a computer consulting business. Actiontrac filed a petition in bankruptcy and was subsequently liquidated. Since September, 1999, Mr. Fox has been acting as an independent business consultant. Mr. Fox is a 1942 graduate of New York University with a degree in business and finance.

Our officers and directors are engaged in outside business activities and are not required to devote any specific amount of time to our business. They anticipate that they each will devote their time to our business on an “as needed” basis. The amount of time devoted to our business may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations with a business combination candidate.

Item 10. Executive Compensation

None of our officers or directors has received or will receive any cash or other compensation for services rendered by them in such capacity.

We have not entered into any written or oral employment agreement with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name/Address	Number of
of Beneficial	Shares		Percent of
Owner	Owned		Class

Rowland W. Day II	106,250	(1)	21.25%
3070 Bristol Street, Suite 450 Costa Mesa, CA 92626

Tressler, Soderstrom,	75,000	(2)	15.00%
Maloney & Priess
Sears Tower, 22nd Floor 233 South Wacker Drive Chicago, Illinois 60606

Caldwell R. Campbell	56,250	(3)	11.25%
3070 Bristol Street, Suite 450 Costa Mesa, CA 92626

Calvin Fox	50,000		10.00%
71-171 Sunnylane Rancho Mirage, CA 92270

All officers and directors	156,250	(1)	31.25%
as a group (2 persons)

(1)	Does not include 75,000 shares owned by Tressler, Soderstrom, Maloney & Priess, the Company’s legal counsel, of which firm Mr. Day is a partner.

(2)	Pat Maloney, Howard Priess and Dan Formeller, have voting power and investment power with respect to the shares held by Tressler, Soderstrom, Maloney & Priess. Messrs. Maloney, Priess and Formeller are partners of Tressler, Soderstrom, Maloney & Priess and none of them have voting or investment power with respect to any other shares of our stock.

(3)	Does not include 75,000 shares owned by Tressler, Soderstrom, Maloney & Priess, the Company’s legal counsel, of which firm Mr. Campbell is a partner.

Item 12. Certain Relationships and Related Transactions

In connection with the organization of Bluegate, Messrs. Rowland W. Day II and Calvin Fox, each of whom may be deemed to be a “promoter” of Bluegate as that term is defined in Rule 12b-2 of the Securities Exchange Act, purchased 106,250 shares and 50,000 shares, respectively, of our common stock at a price of $.05 per share in cash.

Item 13. Exhibits and Reports on Form 8-K

a. List of Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation of Bluegate Corporation*

3.2	By-Laws of Bluegate Corporation*

4.1	Specimen Certificate of Common Stock*

4.2	Specimen Class A Redeemable Common Stock Purchase Warrant*

4.3	Specimen Class B Redeemable Common Stock Purchase Warrant*

4.4	Warrant Agreement (Form)*

4.5	Escrow Agreement*

4.6	Subscription Agreement (Form)*

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59972) filed with the Commission on May 2, 2001 and Amendment No. 1 thereto filed with the Commission on July 30, 2001.

b. Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California on March 25, 2002.

Bluegate Corporation

By:	/s/ Rowland W. Day II

Rowland W. Day II, President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rowland W. Day II	Dated: March 25, 2002
President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Calvin Fox	Dated: March 25, 2002
Director

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONTENTS
December 31, 2001

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	1

FINANCIAL STATEMENTS

Balance Sheet	2

Statements of Operations	3

Statements of Stockholders’ Equity	4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Bluegate Corporation

We have audited the accompanying balance sheets of Bluegate Corporation (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from May 2, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluegate Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from May 2, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $25,752, and it had negative cash flows from operations of $15,136. In addition, the Company had an accumulated deficit of $26,325 at December 31, 2001. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 13, 2002

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2001

ASSETS

Assets
Cash	$91

Total assets	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$10,616
Due to stockholder	800

Total current liabilities	11,416

Stockholders’ deficit
Preferred stock, $0.0001 par value 5,000,000 shares authorized no shares issued and outstanding	—
Common stock, $0.0001 par value 50,000,000 shares authorized 300,000 shares issued and outstanding	30
Additional paid-in capital	14,970
Deficit accumulated during the development stage	(26,325)

Total stockholders’ deficit	(11,325)

Total liabilities and stockholders’ deficit	$91

The accompanying notes are an integral part of these financial statements.

2

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001 and
for the Period from May 2, 2000 (Inception) to December 31, 2001

		For the
		Period from
	For the	May 2, 2000
	Year Ended	(Inception) to
	December 31,	December 31,
	2001	2001

Operating expenses	$25,752	$26,325

Net loss	$(25,752)	$(26,325)

Basic and diluted loss per common share	$(0.102)	$(0.373)

Weighted-average common shares outstanding	231,507	150,987

The accompanying notes are an integral part of these financial statements.

3

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from May 2, 2000 (Inception) to December 31, 2001

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, May 2, 2000 (inception)	—	$—	$—	$—	$—

Net loss				(573)	(573)

Balance, December 31, 2000	—	—	—	(573)	(573)

Issuance of common stock for cash	300,000	30	14,970		15,000

Net loss				(25,752)	(25,752)

Balance, December 31, 2001	300,000	$30	$14,970	$(26,325)	$(11,325)

The accompanying notes are an integral part of these financial statements.

4

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001 and
for the Period from May 2, 2000 (Inception) to December 31, 2001

		For the
		Period from
	For the	May 2, 2000
	Year Ended	(Inception) to
	December 31,	December 31,
	2001	2001

Cash flows from operating activities
Net loss	$(25,752)	$(26,325)
Increase in accounts payable	10,616	10,616

Net cash used in operating activities	(15,136)	(15,709)

Cash flows from financing activities
Cash received for common stock	15,000	15,000
Due to stockholder	227	800

Net cash provided by financing activities	15,227	15,800

Net increase in cash	91	91
Cash, beginning of period	—	—

Cash, end of period	$91	$91

The accompanying notes are an integral part of these financial statements.

5

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

Bluegate Corporation (the “Company”) was incorporated on May 2, 2000 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company is a development stage company and has not had any significant business activity to date.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2001, the Company incurred a net loss of $25,752, and it had negative cash flows from operations of $15,136. In addition, the Company had an accumulated deficit of $26,325 at December 31, 2001. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company’s development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company’s cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In order to alleviate substantial concern about its ability to continue as a going concern, the Company plans to obtain loans from management and defer operating expenses as it seeks acquisition candidates.

6

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-Up Costs

Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, “Costs of Start-Up Activities,” these costs have been expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company is in the development stage and has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 — STOCKHOLDERS’ EQUITY

At December 31, 2001, the Company had 300,000 shares of outstanding common stock that are restricted securities pursuant to the Securities and Exchange Commission’s Rule 144, which significantly limits the timing and procedures of selling such stock.

In October 2001, the Company commenced a public offering of 200,000 units at $0.50 per unit. Each unit consisted of one share of common stock, one Class A warrant entitling the holder to purchase one share of common stock at a price of $1 per share, and one Class B warrant entitling the holder to purchase one share of common stock at a price of $1.50 per share. The warrants will be exercisable within two years from the date of the prospectus and are subject to redemption at any time for $0.001 per warrant, subject to terms as defined in the warrant agreement.

7

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — STOCKHOLDERS’ EQUITY (Continued)

All of the units were sold for aggregate offering proceeds of $100,000. All of the offering proceeds and certificates representing 200,000 units issued in the names of the purchasers were deposited into an escrow account established and maintained by an escrow agent, as required under the provisions of Rule 419 of the Securities Act of 1933 applicable to offerings by blank check companies. The Company withdrew $10,000 from the escrow account to pay expenses. The balance of the escrowed funds and the certificates representing the 200,000 units will remain in the escrow account until such time as the Company completes the acquisition of an operating business in accordance with the requirements of Rule 419.

Prior to completing an acquisition, each purchaser will have an opportunity to confirm or disaffirm his investment in the units after receiving a new Company prospectus containing specified information about the operating business and the terms of the transaction. If any purchaser does not timely confirm his investment, the balance of his escrowed funds will be returned to him, and his escrowed certificates will be returned to the Company. Unless an acquisition is approved by purchasers of at least 80% of the units and completed by April 25, 2003, the escrowed certificates and all of the remaining escrowed funds will be returned to the purchasers and the Company, respectively.

NOTE 3 — RELATED PARTY TRANSACTION

The Company owed $800 at December 31, 2001 to a stockholder of the Company for operating expenses paid by the stockholder on the Company’s behalf.

8

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of Bluegate Corporation*

3.2	By-Laws of Bluegate Corporation*

4.1	Specimen Certificate of Common Stock*

4.2	Specimen Class A Redeemable Common Stock Purchase Warrant*

4.3	Specimen Class B Redeemable Common Stock Purchase Warrant*

4.4	Warrant Agreement (Form)*

4.5	Escrow Agreement*

4.6	Subscription Agreement (Form)*

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59972) filed with the Commission on May 2, 2001 and Amendment No. 1 thereto filed with the Commission on July 30, 2001.