Form 10QSB
period 2002-03-31
BLUEGATE CORP
filed 2002-05-15
CIK 1137415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 333-59972

BLUEGATE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	91-2111668

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3070 Bristol Street, Suite 450, Costa Mesa, CA 92626

Address of principal executive offices

714-429-2900

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 500,000 shares of common stock

Transitional Small Business Disclosure Format (check one):

Yes [X] No [   ]

Part I

Financial Information

Item 1. Financial Statements

     See financial statements beginning on page F-1

Item 2. Plan of operation

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

To the extent our expenses exceed the cash available to us, the excess amount will be paid for by loans from management or deferred until completion of a business combination. Upon completing a business combination, proceeds of the offering may be used to repay loans from management. We will seek to have the other party to a consummated business transaction pay the fees and expenses related thereto. No amounts will be paid with respect to salaries, as our officers do not receive any salary based compensation and we have no employees.

Part II

Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluegate Corporation

May 14, 2002	/s/ Rowland W. Day II

Rowland W. Day II, President and Chief Financial Officer

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONTENTS
March 31, 2002 (unaudited)

Page

FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F5-7

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2001 and March 31, 2002 (unaudited)

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash	$2,712	$91

Total assets	$2,712	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,023	$10,616
Due to stockholder	4,000	800

Total current liabilities	7,023	11,416

Stockholders’ deficit
Preferred stock, $0.0001 par value 5,000,000 shares authorized 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value 50,000,000 shares authorized 300,000 (unaudited) and 300,000 shares issued and outstanding	30	30
Additional paid-in capital	24,970	14,970
Deficit accumulated during the development stage	(29,311)	(26,325)

Total stockholders’ deficit	(4,311)	(11,325)

Total liabilities and stockholders’ deficit	$2,712	$91

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to March 31, 2002 (unaudited)

			For the
			Period from
	For the Three Months Ended		May 2, 2000
	March 31,		(Inception) to
			March 31,
	2002	2001	2002

	(unaudited)	(unaudited)	(unaudited)
Operating expenses	$2,986	$1,000	$29,311

Net loss	$(2,986)	$(1,000)	$(29,311)

Basic and diluted loss per common share	$(0.011)	$(0.010)	$(0.194)

Weighted-average common shares outstanding	300,000	104,494	150,987

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to March 31, 2002 (unaudited)

	For the Three Months Ended March 31,		For the Period from May 2, 2000 (Inception) to
	2002	2001	March 31, 2002

	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,986)	$(1,000)	$(29,311)
Increase (decrease) in accounts payable	(7,593)	1,000	3,023

Net cash used in operating activities	(10,579)	—	(26,288)

Cash flows from financing activities
Cash received for common stock	—	15,000	15,000
Cash received from offering	10,000	—	10,000
Due to stockholder	3,200	—	4,000

Net cash provided by financing activities	13,200	15,000	29,000

Net increase in cash	2,621	15,000	2,712
Cash, beginning of period	91	—	—

Cash, end of period	$2,712	$15,000	$2,712

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

Bluegate Corporation (the “Company”) was incorporated on May 2, 2000 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company is a development stage company and has not had any significant business activity to date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Going Concern

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Start-Up Costs

Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, “Costs of Start-Up Activities,” these costs have been expensed as incurred.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 — STOCKHOLDERS’ EQUITY

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

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 (unaudited)

NOTE 3 — STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 4 — RELATED PARTY TRANSACTION

The Company owed $4,000 (unaudited) at March 31, 2002 to a stockholder of the Company for operating expenses paid by the stockholder on the Company’s behalf.