Form 10QSB
period 2002-06-30
BLUEGATE CORP
filed 2002-08-12
CIK 1137415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	99.1	Written Statement of the President pursuant to 18 U.S.C. §1350

	99.2	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluegate Corporation

August 12, 2002	/s/ Rowland W. Day II

Rowland W. Day II, President and Chief Financial Officer

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONTENTS
June 30, 2002 (unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 - F-7

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2001 and June 30, 2002 (unaudited)

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash	$944	$91

Total assets	$944	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,352	$10,616
Due to stockholder	4,000	800

Total current liabilities	12,352	11,416

Stockholders’ deficit
Preferred stock, $0.0001 par value 5,000,000 shares authorized 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value 50,000,000 shares authorized 300,000 (unaudited) and 300,000 shares issued and outstanding	30	30
Additional paid-in capital	24,970	14,970
Deficit accumulated during the development stage	(36,408)	(26,325)

Total stockholders’ deficit	(11,408)	(11,325)

Total liabilities and stockholders’ deficit	$944	$91

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to June 30, 2002 (unaudited)

					For the
					Period from
	For the Three Months Ended		For the Six Months Ended		May 2, 2000
	June 30,		June 30,		(Inception) to
					June 30,
	2002	2001	2002	2001	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses	$7,097	$6,436	$10,083	$7,436	$36,408

Net loss	$(7,097)	$(6,436)	$(10,083)	$(7,436)	$(36,408)

Basic and diluted loss per common share	$(0.026)	$(0.021)	$(0.034)	$(0.030)	$(0.152)

Weighted-average common shares outstanding	300,000	300,000	300,000	300,000	240,296

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to June 30, 2002 (unaudited)

			For the
			Period from
	For the Six Months Ended		May 2, 2000
	June 30,		(Inception) to
			June 30,
	2002	2001	2002

	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(10,083)	$(7,436)	$(36,408)
Increase (decrease) in accounts payable	(2,264)	—	8,352

Net cash used in operating activities	(12,347)	(7,436)	(28,056)

Cash flows from financing activities
Cash received for common stock	—	15,000	15,000
Cash received from offering	10,000	—	10,000
Due to stockholder	3,200	—	4,000

Net cash provided by financing activities	13,200	15,000	29,000

Net increase in cash	853	7,564	944
Cash, beginning of period	91	—	—

Cash, end of period	$944	$7,564	$944

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002 (unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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
June 30, 2002 (unaudited)

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
June 30, 2002 (unaudited)

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

NOTE 4 — RELATED PARTY TRANSACTION

The Company owed $4,000 (unaudited) at June 30, 2002 to a stockholder of the Company for operating expenses paid by the stockholder on the Company’s behalf.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Written Statement of the President pursuant to 18 U.S.C. §1350

99.2	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350