Form 10QSB
period 2002-09-30
BLUEGATE CORP
filed 2002-11-14
CIK 1137415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Item 3.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Bluegate Corporation

November 14, 2002	/s/ Rowland W. Day II

Rowland W. Day II, President and Chief Financial Officer

CERTIFICATIONS

I, Rowland W. Day II, President (principal executive officer) of Bluegate Corporation certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Bluegate Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Rowland W. Day II Rowland W. Day II, President

CERTIFICATIONS

I, Rowland W. Day II, Chief Financial Officer (principal financial officer) of Bluegate Corporation certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Bluegate Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Rowland W. Day II Rowland W. Day II, Chief Financial Officer

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONTENTS
December 31, 2001 and September 30, 2002 (unaudited)

Page

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-7

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
December 31, 2001 and September 30, 2002 (unaudited)

ASSETS

	September 30,	December 31,
	2002	2001

	(unaudited)

Assets
Cash	$216	$91

Total assets	$216	$91

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,656	$10,616
Due to stockholder	4,000	800

Total current liabilities	11,656	11,416

Stockholders’ deficit
Preferred stock, $0.0001 par value 5,000,000 shares authorized 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value 50,000,000 shares authorized 300,000 (unaudited) and 300,000 shares issued and outstanding	30	30
Additional paid-in capital	24,970	14,970
Deficit accumulated during the development stage	(36,440)	(26,325)

Total stockholders’ deficit	(11,440)	(11,325)

Total liabilities and stockholders’ deficit	$216	$91

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to September 30, 2002 (unaudited)

					For the
					Period from
	For the Three Months Ended		For the Nine Months Ended		May 2, 2000
	September 30,		September 30,		(Inception) to
					September 30,
	2002	2001	2002	2001	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses	$32	$7,603	$10,115	$15,039	$36,440

Net loss	$(32)	$(7,603)	$(10,115)	$(15,039)	$(36,440)

Basic and diluted loss per common share	$(0.0001)	$(0.0250)	$(0.0340)	$(0.0064)	$(0.0128)

Weighted-average common shares outstanding	300,000	300,000	300,000	300,000	285,691

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the Period from May 2, 2000 (Inception) to September 30, 2002 (unaudited)

			For the
			Period from
	For the Nine Months Ended		May 2, 2000
	September 30,		(Inception) to
			September 30,
	2002	2001	2002

	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(10,115)	$(15,039)	$(36,440)
Increase (decrease) in accounts payable	(2,960)	1,322	7,656

Net cash used in operating activities	(13,075)	(13,717)	(28,784)

Cash flows from financing activities
Cash received for common stock	—	15,000	15,000
Cash received from offering	10,000	—	10,000
Due to stockholder	3,200	—	4,000

Net cash provided by financing activities	13,200	15,000	29,000

Net increase in cash	125	1,283	216
Cash, beginning of period	91	—	—

Cash, end of period	$216	$1,283	$216

The accompanying notes are an integral part of these financial statements.

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and September 30, 2002 (unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and September 30, 2002 (unaudited)

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

BLUEGATE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and September 30, 2002 (unaudited)

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

NOTE 4 — RELATED PARTY TRANSACTION

The Company owed $4,000 (unaudited) at September 30, 2002 to a stockholder of the Company for operating expenses paid by the stockholder on the Company’s behalf.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Written Statement of the President pursuant to 18 U.S.C. §1350

99.2	Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350